Form 10-K
period 2002-12-31
NEW CENTURY HOME EQUITY LOAN TRUST SERIES 2002-1
filed 2003-03-28
CIK 1168240

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                  FORM 10-K



                    Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934


(Mark One)
[ x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 2002

 or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number   333-72880

New Century Mortgage Securities, Inc.
(Exact name of registrant as specified in its charter)

Delaware                          33-0852169
(State or other jurisdiction      (I.R.S. Employer
of incorporation or organization)  Identification No.)

18400 Von Karman, Suite 1000
Irvine, CA                                               92612
(Address of Principal Executive Offices)         (Zip Code)

Registrant's telephone number, including area code:           949-863-7243

New Century Home Equity Loan Trust
Asset Backed Pass-Through Certificates Series 2002-1
(Title of each class of securities covered by this Form)

Securities registered pursuant to Section 12(b) of the Act:  NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      X - Yes       No


                                    PART I

Item 1.  Business

      Not applicable.

Item 2.  Properties

      Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings

      There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There is no established public trading market for the notes.

      Below are the number of Noteholders or Certificateholders of record as of the end of the reporting year.

      New Century Home Equity Loan Trust
      Asset Backed Pass-Through Certificates
      Series 2002-1 Class A                    6
      Series 2002-1 Class M-1                  3
      Series 2002-1 Class M-2                  3
      Series 2002-1 Class M-3                  2
      Series 2002-1 Class M-4                  1
      Series 2002-1 Class CE                   1
      Series 2002-1 Class P                    1


Item 6.  Selected Financial Data.

      Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Not applicable.

Item 8.  Financial Statements and Supplementary Data.

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and

      Not applicable.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      Not applicable.

Item 11.  Executive Compensation

      Not applicable.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Not applicable.

Item 13.  Certain Relationships and Related Transactions.

      Not applicable.


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) 1.  Not Applicable
            2.  Not Applicable
            3.  Exhibits
                 99.1  Annual Summary Statement
                 99.2  Annual Statement as to Compliance.
                 99.3  Annual Independent Public
                       Accountant's Servicing Report.
		     99.4  Management Assertion on USAP


      (b)   Reports on Form 8-K
      The registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commission dated:
      March 25, 2002; April 25,2002;  May 28, 2002; June 25, 2002;
      July 25, 2002; August 26, 2002;  September 25, 2002;
       October 25, 2002; 'November 25, 2002;  December 26, 2002

      (c)    See (a) 3 above

      (d)    Not Applicable



                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

New Century Home Equity Loan Trust
Asset Backed Pass-Through Certificates Series 2002-1

      /s/    Kevin Cloyd

      Name:  Kevin Cloyd

      Title: Executive Vice President




Date:  March 31, 2003


Sarbanes-Oxley Certification

I, Kevin Cloyd, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of New Century Home Equity Loan Trust
Asset Backed Pass-Through Certificates Series 2002-1

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage
Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:

U.S. Bank National Association, as Trust Administrator
Ocwen Federal Bank FSB, as Master Servicer

Date: March 27, 2003
/s/   Kevin Cloyd
	Kevin Cloyd
      Compancy:  New Century Mortgage Securities, Inc.
	Title: Executive Vice President


                    EXHIBIT INDEX

      Exhibit NumberDescription
               99.1 Annual Summary Statement
               99.2 Annual Statement of Compliance
               99.3 Report of Independent Accountants
               99.4 Management Assertion on USAP


       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 2002

      New Century Home Equity Loan Trust
      Asset Backed Pass-Through Certificates Series 2002-1

STATEMENT TO CERTIFICATEHOLDERS

Class                     Beg Bal          Prin        Losses       End Bal
A                     160,901,000    26,399,542             0   134,501,458
M-1                    12,415,000             0             0    12,415,000
M-2                    11,423,000             0             0    11,423,000
M-3                     9,435,000             0             0     9,435,000
M-4                       497,000             0             0       497,000
CE                      3,972,996             0             0     3,972,996
P                             100             0             0           100
R                               0             0             0             0
Total                 198,644,096    26,399,542             0   172,244,554


                                                                       Next
Class     Cusip               Int         Total          Rate          Rate
A       64352VCC3       2,728,936    29,128,478       1.70000%      1.74000%
M-1     64352VCD1         271,069       271,069       2.18000%      2.22000%
M-2     64352VCE9         307,096       307,096       2.78000%      2.82000%
M-3     64352VCF6         301,297       301,297       3.38000%      3.42000%
M-4     64352VCG4          17,335        17,335       3.73000%      3.77000%
CE      6435299A0       9,183,175     9,183,175       6.17112%
P       6435299B8         667,340       667,340            NA
R          N/A                  0             0
Total                  13,476,247    39,875,789

AMOUNTS PER $1,000 UNIT

Class          Prin           Int         Total        Losses       End Bal
A        164.073198     16.960345    181.033543      0.000000    835.926802
M-1        0.000000     21.833963     21.833963      0.000000   1000.000000
M-2        0.000000     26.883963     26.883963      0.000000   1000.000000
M-3        0.000000     31.933963     31.933963      0.000000   1000.000000
M-4        0.000000     34.879799     34.879799      0.000000   1000.000000
CE         0.000000   2311.398027   2311.398027      0.000000   1000.000000
P          0.000000    6673396.70    6673396.70      0.000000   1000.000000


MASTER SERVICER COMPENSATION                                     794,704.30

P&I ADVANCES
Total Advances (as of December Det Date)                             13,521
*P&I Advances are on Loans Delinquent on the Determiniation Date.

BALANCES AS OF:                                                    12/26/02
Stated Prin Bal of Mtge Loans (excluding REOs)                  170,857,686
Stated Prin Bal of REO Properties                                 1,386,868

Mortage Loan Characteristics                       Beginning         Ending
Number of Loans                                          588            509
Agg Prin Balance                                 198,644,096    172,244,554


Wghtd Avg Rem Term to Maturity                                          349
Beg Wghtd Avge Mortgage Rate                                        8.62477%

DELINQ INFORMATION                                Unpaid Prin   Stated Prin
                                      Number              Bal           Bal
30-59 days                             14           3,838,317     3,832,054
60-89                                   2              71,328        71,247
90+                                     4             970,428       967,508
Fcls                                   13           3,849,651     3,837,340
Bankruptcies                            6           1,001,900       998,124
Bkcy 60+ Delq                           6           1,001,900       998,124
*Note:  In accordance with the Master Servicer,
           the Delq Info relates to the Prepayment Period.

REO INFORMATION (as of December report)
Loans that became REO properties in the preceding calendar month:

                                           Loan           UPB    Stated Bal
                                          532002      421,999       421,999
                                          542639      433,138       433,138




Total Book Value of REO Properties:                                 550,782


Aggregate Amount of Principal Prepayments
Curtailments                                                        141,246
Payments in Full                                                 24,751,934
 Liquidation Proceeds                                               176,340
Total                                                            25,069,520

Prepayment Charges                                                  667,340
REO Principal Amortization                                            1,902

Realized Losses that were incurred during the related Prepayment Period
Total Realized Losses                                               126,976
Which Include:
Bankruptcy Losses                                                         0
Cumulative Realized Losses                                          126,976

Extraordinary Trust Fund Expenses withdrawn from the Collection
Account or Distribution Account that caused a reduction of the
Available Distribution Amount:                                            0

CERTIFICATE FACTOR
                                                                Certificate
                                                                     Factor
Class A                                                           0.83592680
Class M-1                                                         1.00000000
Class M-2                                                         1.00000000
Class M-3                                                         1.00000000
Class M-4                                                         1.00000000
Class CE                                                          0.86710130


INTEREST DISTRIBUTION AMOUNTS


                                                     Interest     Interest
                                                 Distribution Carry Forward
Class                                                  Amount        Amount
A                                                   2,728,936             0
M-1                                                   271,069             0
M-2                                                   307,096             0
M-3                                                   301,297             0
M-4                                                    17,335             0
CE                                                  9,183,175            NA
TOTAL                                              12,808,907             0

                    Reduction from the Allocation of:
                                                   Prepayment    Relief Act
                                       Realized      Interest      Interest
Class                                    Losses    Shortfalls    Shortfalls
A                                             0             0             0
M-1                                           0             0             0
M-2                                           0             0             0
M-3                                           0             0             0
M-4                                           0             0             0
CE                                      126,976             0             0
TOTAL                                         0             0             0

PPIS not covered by the Servicer                                          0

Relief Act Interest Shortfall                                             0

Required Overcollateralized Amount                                3,972,996
Credit Enhancement Percentage                                      21.91245%

Overcollateralization Increase Amount                                     0

Overcollateralization Reduction Amount                                    0

LOSS  SEVERITY  % (December)
               Loan        Loss %                        Loan        Loss %





AGGREGATE  LOSS  SEVERITY  %                                         41.932%

PERFORMANCE MEASURES
Net Monthly Excess Cash Flow                                      9,311,114

Delinquency Percentage                                              4.21557%

Stepdown Date Occurrence                                                 NO
Trigger Event Occurrence                                                 NO

Net WAC Rate Carryover Amount
                                                      Current        Amount
                                                 Net WAC Rate        Unpaid
                                                 Carryforward         After
Class                                                  Amount Distributions
A                                                           0             0
M-1                                                         0             0
M-2                                                         0             0
M-3                                                         0             0
M-4                                                         0             0
TOTAL                                                       0             0






       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance

OFFICER'S CERTIFICATION ON ANNUAL STATEMENT
AS TO COMPLIANCE

March 13, 2003

NCMS 2002-1

Pursuant to the applicable sections of the Servicing Agreements, I, Scott W. Anderson as officer of Ocwen Federal Bank FSB (the "Bank") confirm that a review of the activities of the Bank during the calendar year ending December 31, 2002 and of the performance under the Servicing Agreements has been made under my supervision. To the best of my knowledge, based on such review, the Bank has fulfilled all of its obligations under the Servicing Agreements throughout such calendar year.

/s/ Scott W. Anderson
Scott W. Anderson
Senior Vice President, Residential Assets

Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard
West Palm Beach, FL 33401

Mail to:  P.O. Box 24737
West Palm Beach, FL 33416-4737







       EXHIBIT 99.3 -- Report of Independent Auditors

Pricewaterhouse Coopers LLP
222 Lakeview Avenue
Suite 360
West Palm Beach, FL 33401
Telephone (561) 832 0038
Facsimile (561) 805 8181

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT'S REPORT

To the Board of Directors of
Ocwen Federal Bank FSB

We have examined management's assertion, included in the accompanying Management Assertion on Compliance with USAP, that, except for the noncompliance related to interest on escrows described in the third paragraph, Ocwen Federal
Bank FSB (the "Bank") complied with the minimum servicing standards identified in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2002. Management is responsible for the Bank's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Bank's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified
Public Accountants and, accordingly, included examining, on a test basis, evidence about the Bank's compliance with the minimum servicing standards and performing such other procedures as we consider necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Bank's compliance with the minimum servicing standards.

Our examination disclosed noncompliance with minimum servicing standards in certain states related to interest on escrows applicable to the Bank during the year ended
December 31, 2002. Such noncompliance is described in the accompanying Management Assertion on Compliance with USAP.

In our opinion, management's assertion that the Bank complied with the aforementioned minimum servicing standards, except for noncompliance as described in the accompanying
Management Assertion on Compliance with USAP, as of and for the year ended December 31, 2002 is fairly stated, in all material respects.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
March 14, 2003




	EXHIBIT 99.4 -- Management Assertion on USAP

MANAGEMENT ASSERTION ON COMPLIANCE WITH USAP

March 14, 2003

As of and for the year ended December 31, 2002, except as specifically noted below, Ocwen Federal Bank FSB (the "Bank") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's ("MBA's") Uniform Single Attestation Program for Mortgage Bankers ("USAP").

Standard: Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

Interest on escrow accounts in certain states was not paid, or credited, to mortgagors in accordance with the applicable state laws during the year ended December 31, 2002. The Bank is currently implementing an enhancement to its REALServicingTM servicing system to ensure that, for loans collateralized by properties located in states that require the payment of interest on escrow accounts, the payment or crediting of such interest is in accordance with applicable state laws.

As of and for this same period, the Bank had in effect a fidelity bond in the amount of $15,000,000 and an errors and omissions policy in the amount of $10,000,000.

	/s/ Ronald M. Faris
	    Ronald M. Faris
	    President

	/s/ Scott W. Anderson
	    Scott W. Anderson
	    Senior Vice President of Residential Assets

 	/s/ James D. Campbell
          James D. Campbell
 	    Director of Investor Reporting

Ocwen Federal Bank FSB
1675 Palm Beach Lakes Boulevard
West Palm Beach, FL 33401

Mail to:  P.O. Box 24737
West Palm Beach, FL 33416-4737